Form 10-K
CSFB MORT SEC CORP COM MORT PAS THR CERTS SER 2003 C4
filed 2004-03-30
CIK 1262111

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-97955-06


        Credit Suisse First Boston Mortgage Securities Corp.
        Commercial Mortgage Pass-Through Certificates
        Series 2003-C4

     (Exact name of registrant as specified in its charter)


   New York                                         54-2126352
                                                    54-2126353
                                                    54-2126354
                                                    54-6553656
                                                    54-6553657
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           10
             Class A1-A                           3
             Class A-2                           17
             Class A-3                            8
             Class A-4                           21
             Class A-SP                           7
             Class A-X                           11
             Class B                              5
             Class C                              3
             Class D                              5
             Class E                              4
             Class F                              7
             Class G                              7
             Class H                              5
             Class J                              7
             Class K                              4
             Class L                              3
             Class M                              3
             Class MM                             3
             Class N                              3
             Class O                              3
             Class P                              3
             Class R-I                            1
             Class R-II                           1
             Class R-III                          1
             Class V                              1

             Total:                             146


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits


     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


         a) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>
         b) Lennar Partners, Inc., as Special Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 29, 2003, November 21, 2003, and December 31, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

        On October 14, 2003, a report on Form 8K was filed in order to provide the Pooling and Servicing Agreement for the certificates.



   (c) Not applicable.


   (d) Omitted.


  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Credit Suisse First Boston Mortgage Securities Corp.
     Commercial Mortgage Pass-Through Certificates
     Series 2003-C4
     (Registrant)



  Signed: Credit Suisse First Boston Mtg. Securities Corp.
          by Wells Fargo Bank, N.A. its Attorney in fact


  By: Beth Belfield, Assistant Vice-President

  By: /s/ Beth Belfield, Assistant Vice-President

  Dated: March 30, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



I, Anand Gajjar, certify that:

1. I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K (together with the Annual Report; the "Reports") containing distribution or servicing reports filed in respect of periods included in the year covered by the Annual Report, of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2003-C4 Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in the Annual Report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the Reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Lennar Partners, Inc., as Special Servicer, Wells Fargo Bank, N.A. as
     Trustee and Keycorp Real Estate Capital Markets Inc., as Master Servicer.

     Date: March 30, 2004

     /s/ Anand Gajjar,

     Vice-President
     Title


  Ex-99.1 (a)


Report of Independent Accountants

We have examined management's assertion, included in the accompanying Report of Management, that KeyCorp Real Estate Capital Markets, Inc. (the "Company") complied with minimum servicing standards, as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for the year ended December 31, 2003. Management is responsible for Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that KeyCorp Real Estate Capital Markets, Inc. complied with the aforementioned requirements for the year ended December 31, 2003 is fairly stated, in all material respects.


Ernst & Young LLP

Cleveland, OH
January 30, 2004




  Ex-99.1 (b)

ERNST & YOUNG (Logo)

Ernst & Young LLP
Suite 3900
200 South Biscayne Boulevard
Miami, Florida 33131-5313

Phone: (305) 358-4111
www.ey.com

Report of Independent Certified Public Accountants

To Lennar Partners, Inc.

We have examined management's assertion, included herein, that Lennar
Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended
December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 27, 2004
0402-0515825
A member practice of Ernst & Young Global



  Ex-99.2 (a)

Management's Assertion on Compliance
with the Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of KeyCorp Real Estate Capital Markets, Inc. (the "Company"), are responsible for complying with the servicing standards identified in Attachment A (the "minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Company complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of and for this same period, the Company was insured as a subsidiary of KeyCorp. AS of December 31,2003, Bank had in effect a fidelity bond in the amount of $100,000,000 and an errors and omissions policy in the amount of $100,000,000.


Marty O'Connor
Senior Vice President
Loan Servicing & Asset Management

Tony Nemec
Vice President
Investor Reporting

Bryan Nitcher
Vice President
Loan Servicing


January 30, 2004


Attachment A

Minimum Servicing Standards

I.  Mortgage Principal, Interest and Amortization

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
      . be mathematically accurate;

      . be prepared within forty-five (45) calendar days after the cutoff date

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents

III. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

   6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  Mortgage Loan Accounting

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

   1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


  Ex-99.2 (b)

LENNAR PARTNERS (Logo)
An LNR Company

March 1, 2004

Wells Fargo Bank Minnesota, NA
9065 Old Annapolis Road
Columbia, MD 21046
Attention:       Corporate Trust Office

Re:
  Annual Independent Public Accountant's Servicing Report
  Pooling and Servicing Agreement
  Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates Series 2003-C4

To whom it may concern:

 As of and for the year ended December 31,2003, Lennar Partners, Inc. has complied in al1 material respects with the applicable minimum servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,
Lennar Partners, Inc.
/s/ Susan K. Chapman
Susan K. Chapman
Vice President

cc: KeyCorp Real Estate Capital Markets, Inc.
    911 Main Street, Suite 1500
    Kansas City, MO 64105
    E.]. Burke

1601 Washington Avenue . Suite 700 . Miami Beach, Florida 33139
Telephone: (305) 695-5600 . Fax: (305) 695-5601

CSFB 2003-C4
Page 2

Credit Suisse First Boston Mortgage Securities, Corp.
11 Madison Avenue, 5th Floor
New York, NY 10010
Attention: Edmund Taylor

Moody's Investors Service, Inc.
99 Church Street, 4th Floor
New York, NY 10007
Commercial MBS Monitoring Department

Standard & Poor's Ratings Service, Inc.
55 Water Street
New York, NY 10041
CMBS Compliance Department

CEDE & CO
PO Box 20
Bowling Green Station
Attn: P?A 40068904
New York, NY 10274
ALPHASORT=CEDE & CO
For further distribution to the Class MM Directing Certificateholder and Mayfair Mall Non-Trust Companion Loan Holder






  Ex-99.3 (a)

March 12, 2004

(logo)

Keybank Real Estate Capital
911 Main Street, Suite 1500
Kansas City, MO 64105

Tel: 816-221-8800
Fax: 816-221-8051
Toll free: 888-979-1200

KeyCorp Real Estate Capital Markets, Inc.
As Master Servicier
Annual Officer's Certification
For Period of: January 1 through December 31, 2003

Re: CSFB 2003-C4 Pooling and Servicing Agreement

With regard to the loans Master Serviced by KeyCorp Real Estate Markets Inc. d/b/a/ KeyBank Real Estate Capital (KBREC) in the above captioned transaction, and pursuant to Section 3.12 and 3.14 of the Pooling and Servicing Agreement, please be advised of the following:


* A review of the activities of KBREC during the preceding calendar year and of its performance, under the Agreement, has been made under my supervision.

* To the best of my knowledge, based on such review, KBREC has fulfilled all of its obligations under the Agreement in all material respects.

* KBREC has received no notice regarding qualification or challenge to the status of Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the Internal Revenue Service or any governing agency or body.



By:
/s/ Bryan S. Nitcher
Date:
3-12-04
Bryan S. Nitcher, Vice President
Loan Servicing and Asset Management



#737




  Ex-99.3 (b)

Certificate of Officer of Lennar Partners, Inc.

Pooling and Servicing Agreement dated as of September 11, 2003, (the "Agreement"), by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Keycorp Real Estate Capital Markets, as Master Servicer, Wells Fargo Bank Minnesota, N.A., as Trustee and Lennar Partners, Inc., as Special Servicer (CSFB 2003-C4)

The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that to the best of my knowledge the Company has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects throughout the preceding year (or shorter period as applicable) and that there has been no material default of the Company relating to the Agreement. The Company has received no notice regarding qualification, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2004.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.

OC CSFB 2003-C4




  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              431,135.13          2,662,701.11                 0.00              64,271,298.89
   A1-A                           3,958,898.42            798,836.22                 0.00             325,503,163.78
   A-2                            1,155,068.01                  0.00                 0.00             118,226,000.00
   A-3                            1,053,411.00                  0.00                 0.00              89,652,000.00
   A-4                            6,530,372.73                  0.00                 0.00             508,497,000.00
   A-SP                           1,899,721.97                  0.00                 0.00                       0.00
   A-X                              193,334.34                  0.00                 0.00                       0.00
   B                                482,816.37                  0.00                 0.00              36,765,000.00
   C                                222,089.19                  0.00                 0.00              16,711,000.00
   D                                447,269.91                  0.00                 0.00              33,422,000.00
   E                                226,455.14                  0.00                 0.00              16,711,000.00
   F                                297,068.24                  0.00                 0.00              21,724,000.00
   G                                205,666.83                  0.00                 0.00              15,040,000.00
   H                                228,517.18                  0.00                 0.00              16,711,000.00
   J                                200,107.20                  0.00                 0.00              15,040,000.00
   K                                111,163.29                  0.00                 0.00               8,355,000.00
   L                                 88,943.94                  0.00                 0.00               6,685,000.00
   M                                133,395.93                  0.00                 0.00              10,026,000.00
   MM                                19,345.59             12,513.59                 0.00               2,479,484.83
   N                                 66,711.27                  0.00                 0.00               5,014,000.00
   O                                 22,232.66                  0.00                 0.00               1,671,000.00
   P                                311,279.73                  0.00                 0.00              23,395,695.62
   R-I                                    0.00                  0.00                 0.00                       0.00
   V                                      0.00                  0.00                 0.00                       0.00